Form 10-K
period 2024-12-31
BBCMS Mortgage Trust 2023-5C23
filed 2025-03-13
CIK 1998392

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

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

/s/ Daniel Schmidt

Daniel Schmidt, Chief Executive Officer

(senior officer in charge of securitization of the depositor)

Date: March 13, 2025