Form 10-K
period 2025-12-31
BBCMS Mortgage Trust 2023-5C23
filed 2026-03-16
CIK 1998392

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

UBS AG New York Branch

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

With respect to the pari passu loan combinations that include the 11 West 42nd Street Mortgage Loan and the Overlook at Ballantyne Mortgage Loan, (i) the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of Wells Fargo Bank, National Association as primary servicer of the 11 West 42nd Street Mortgage Loan prior to March 1, 2025, Trimont LLC as primary servicer of the 11 West 42nd Street Mortgage Loan on and after March 1, 2025, Pentalpha Surveillance LLC as operating advisor of the 11 West 42nd Street Mortgage Loan and K-Star Asset Management LLC as special servicer of the Overlook at Ballantyne Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because they are parties performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statements of Wells Fargo Bank, National Association as primary servicer of the 11 West 42nd Street Mortgage Loan prior to March 1, 2025, Trimont LLC as primary servicer of the 11 West 42nd Street Mortgage Loan on and after March 1, 2025 and K-Star Asset Management LLC as special servicer of the Overlook at Ballantyne Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

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

33.12      LNR Partners, LLC, as Special Servicer of the Sugar Land Town Square Mortgage Loan (see Exhibit 33.2)

33.13      Computershare Trust Company, National Association, as Trustee of the Sugar Land Town Square Mortgage Loan (Omitted. See Explanatory Notes.)

33.14      Computershare Trust Company, National Association, as Custodian of the Sugar Land Town Square Mortgage Loan (see Exhibit 33.4)

33.15      Park Bridge Lender Services LLC, as Operating Advisor of the Sugar Land Town Square Mortgage Loan (see Exhibit 33.5)

33.16      Wells Fargo Bank, National Association, as Primary Servicer of the 11 West 42nd Street Mortgage Loan prior to March 1, 2025 (Omitted. See Explanatory Notes.)

33.17      Trimont LLC, as Primary Servicer of the 11 West 42nd Street Mortgage Loan on and after March 1, 2025 (Omitted. See Explanatory Notes.)

33.18      Greystone Servicing Company LLC, as Special Servicer of the 11 West 42nd Street Mortgage Loan

33.19      Computershare Trust Company, National Association, as Trustee of the 11 West 42nd Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.20      Computershare Trust Company, National Association, as Custodian of the 11 West 42nd Street Mortgage Loan (see Exhibit 33.4)

33.21      Pentalpha Surveillance LLC, as Operating Advisor of the 11 West 42nd Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.22      KeyBank National Association, as Primary Servicer of the Piazza Alta Mortgage Loan

33.23      Greystone Servicing Company LLC, as Special Servicer of the Piazza Alta Mortgage Loan (see Exhibit 33.18)

33.24      Wilmington Trust, National Association, as Trustee of the Piazza Alta Mortgage Loan (Omitted. See Explanatory Notes.)

33.25      Computershare Trust Company, National Association, as Custodian of the Piazza Alta Mortgage Loan (see Exhibit 33.4)

33.26      BellOak, LLC, as Operating Advisor of the Piazza Alta Mortgage Loan

33.27      KeyBank National Association, as Primary Servicer of the Westfarms Mortgage Loan (see Exhibit 33.22)

33.28      Greystone Servicing Company LLC, as Special Servicer of the Westfarms Mortgage Loan (see Exhibit 33.18)

33.29      Wilmington Trust, National Association, as Trustee of the Westfarms Mortgage Loan (Omitted. See Explanatory Notes.)

33.30      Computershare Trust Company, National Association, as Custodian of the Westfarms Mortgage Loan (see Exhibit 33.4)

33.31      BellOak, LLC, as Operating Advisor of the Westfarms Mortgage Loan (see Exhibit 33.26)

33.32      KeyBank National Association, as Primary Servicer of the Arcola Corporate Campus Mortgage Loan (see Exhibit 33.22)

33.33      Greystone Servicing Company LLC, as Special Servicer of the Arcola Corporate Campus Mortgage Loan (see Exhibit 33.18)

33.34      Wilmington Trust, National Association, as Trustee of the Arcola Corporate Campus Mortgage Loan (Omitted. See Explanatory Notes.)

33.35      Computershare Trust Company, National Association, as Custodian of the Arcola Corporate Campus Mortgage Loan (see Exhibit 33.4)

33.36      BellOak, LLC, as Operating Advisor of the Arcola Corporate Campus Mortgage Loan (see Exhibit 33.26)

33.37      KeyBank National Association, as Primary Servicer of the River Centre Mortgage Loan (see Exhibit 33.22)

33.38      Greystone Servicing Company LLC, as Special Servicer of the River Centre Mortgage Loan (see Exhibit 33.18)

33.39      Wilmington Trust, National Association, as Trustee of the River Centre Mortgage Loan (Omitted. See Explanatory Notes.)

33.40      Computershare Trust Company, National Association, as Custodian of the River Centre Mortgage Loan (see Exhibit 33.4)

33.41      BellOak, LLC, as Operating Advisor of the River Centre Mortgage Loan (see Exhibit 33.26)

33.42      KeyBank National Association, as Primary Servicer of the 369 Lexington Avenue & 2 West 46th Street Mortgage Loan (see Exhibit 33.22)

33.43      Greystone Servicing Company LLC, as Special Servicer of the 369 Lexington Avenue & 2 West 46th Street Mortgage Loan (see Exhibit 33.18)

33.44      Wilmington Trust, National Association, as Trustee of the 369 Lexington Avenue & 2 West 46th Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.45      Computershare Trust Company, National Association, as Custodian of the 369 Lexington Avenue & 2 West 46th Street Mortgage Loan (see Exhibit 33.4)

33.46      BellOak, LLC, as Operating Advisor of the 369 Lexington Avenue & 2 West 46th Street Mortgage Loan (see Exhibit 33.26)

33.47      KeyBank National Association, as Primary Servicer of the Hilton Garden Inn Atlanta Downtown Mortgage Loan (see Exhibit 33.22)

33.48      Greystone Servicing Company LLC, as Special Servicer of the Hilton Garden Inn Atlanta Downtown Mortgage Loan (see Exhibit 33.18)

33.49      Wilmington Trust, National Association, as Trustee of the Hilton Garden Inn Atlanta Downtown Mortgage Loan (Omitted. See Explanatory Notes.)

33.50      Computershare Trust Company, National Association, as Custodian of the Hilton Garden Inn Atlanta Downtown Mortgage Loan (see Exhibit 33.4)

33.51      BellOak, LLC, as Operating Advisor of the Hilton Garden Inn Atlanta Downtown Mortgage Loan (see Exhibit 33.26)

33.52      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Overlook at Ballantyne Mortgage Loan (see Exhibit 33.1)

33.53      K-Star Asset Management LLC, as Special Servicer of the Overlook at Ballantyne Mortgage Loan (Omitted. See Explanatory Notes.)

33.54      Computershare Trust Company, National Association, as Trustee of the Overlook at Ballantyne Mortgage Loan (Omitted. See Explanatory Notes.)

33.55      Computershare Trust Company, National Association, as Custodian of the Overlook at Ballantyne Mortgage Loan (see Exhibit 33.4)

33.56      Park Bridge Lender Services LLC, as Operating Advisor of the Overlook at Ballantyne Mortgage Loan (see Exhibit 33.5)

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

34.12      LNR Partners, LLC, as Special Servicer of the Sugar Land Town Square Mortgage Loan (see Exhibit 34.2)

34.13      Computershare Trust Company, National Association, as Trustee of the Sugar Land Town Square Mortgage Loan (Omitted. See Explanatory Notes.)

34.14      Computershare Trust Company, National Association, as Custodian of the Sugar Land Town Square Mortgage Loan (see Exhibit 34.4)

34.15      Park Bridge Lender Services LLC, as Operating Advisor of the Sugar Land Town Square Mortgage Loan (see Exhibit 34.5)

34.16      Wells Fargo Bank, National Association, as Primary Servicer of the 11 West 42nd Street Mortgage Loan prior to March 1, 2025 (Omitted. See Explanatory Notes.)

34.17      Trimont LLC, as Primary Servicer of the 11 West 42nd Street Mortgage Loan on and after March 1, 2025 (Omitted. See Explanatory Notes.)

34.18      Greystone Servicing Company LLC, as Special Servicer of the 11 West 42nd Street Mortgage Loan

34.19      Computershare Trust Company, National Association, as Trustee of the 11 West 42nd Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.20      Computershare Trust Company, National Association, as Custodian of the 11 West 42nd Street Mortgage Loan (see Exhibit 34.4)

34.21      Pentalpha Surveillance LLC, as Operating Advisor of the 11 West 42nd Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.22      KeyBank National Association, as Primary Servicer of the Piazza Alta Mortgage Loan

34.23      Greystone Servicing Company LLC, as Special Servicer of the Piazza Alta Mortgage Loan (see Exhibit 34.18)

34.24      Wilmington Trust, National Association, as Trustee of the Piazza Alta Mortgage Loan (Omitted. See Explanatory Notes.)

34.25      Computershare Trust Company, National Association, as Custodian of the Piazza Alta Mortgage Loan (see Exhibit 34.4)

34.26      BellOak, LLC, as Operating Advisor of the Piazza Alta Mortgage Loan

34.27      KeyBank National Association, as Primary Servicer of the Westfarms Mortgage Loan (see Exhibit 34.22)

34.28      Greystone Servicing Company LLC, as Special Servicer of the Westfarms Mortgage Loan (see Exhibit 34.18)

34.29      Wilmington Trust, National Association, as Trustee of the Westfarms Mortgage Loan (Omitted. See Explanatory Notes.)

34.30      Computershare Trust Company, National Association, as Custodian of the Westfarms Mortgage Loan (see Exhibit 34.4)

34.31      BellOak, LLC, as Operating Advisor of the Westfarms Mortgage Loan (see Exhibit 34.26)

34.32      KeyBank National Association, as Primary Servicer of the Arcola Corporate Campus Mortgage Loan (see Exhibit 34.22)

34.33      Greystone Servicing Company LLC, as Special Servicer of the Arcola Corporate Campus Mortgage Loan (see Exhibit 34.18)

34.34      Wilmington Trust, National Association, as Trustee of the Arcola Corporate Campus Mortgage Loan (Omitted. See Explanatory Notes.)

34.35      Computershare Trust Company, National Association, as Custodian of the Arcola Corporate Campus Mortgage Loan (see Exhibit 34.4)

34.36      BellOak, LLC, as Operating Advisor of the Arcola Corporate Campus Mortgage Loan (see Exhibit 34.26)

34.37      KeyBank National Association, as Primary Servicer of the River Centre Mortgage Loan (see Exhibit 34.22)

34.38      Greystone Servicing Company LLC, as Special Servicer of the River Centre Mortgage Loan (see Exhibit 34.18)

34.39      Wilmington Trust, National Association, as Trustee of the River Centre Mortgage Loan (Omitted. See Explanatory Notes.)

34.40      Computershare Trust Company, National Association, as Custodian of the River Centre Mortgage Loan (see Exhibit 34.4)

34.41      BellOak, LLC, as Operating Advisor of the River Centre Mortgage Loan (see Exhibit 34.26)

34.42      KeyBank National Association, as Primary Servicer of the 369 Lexington Avenue & 2 West 46th Street Mortgage Loan (see Exhibit 34.22)

34.43      Greystone Servicing Company LLC, as Special Servicer of the 369 Lexington Avenue & 2 West 46th Street Mortgage Loan (see Exhibit 34.18)

34.44      Wilmington Trust, National Association, as Trustee of the 369 Lexington Avenue & 2 West 46th Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.45      Computershare Trust Company, National Association, as Custodian of the 369 Lexington Avenue & 2 West 46th Street Mortgage Loan (see Exhibit 34.4)

34.46      BellOak, LLC, as Operating Advisor of the 369 Lexington Avenue & 2 West 46th Street Mortgage Loan (see Exhibit 34.26)

34.47      KeyBank National Association, as Primary Servicer of the Hilton Garden Inn Atlanta Downtown Mortgage Loan (see Exhibit 34.22)

34.48      Greystone Servicing Company LLC, as Special Servicer of the Hilton Garden Inn Atlanta Downtown Mortgage Loan (see Exhibit 34.18)

34.49      Wilmington Trust, National Association, as Trustee of the Hilton Garden Inn Atlanta Downtown Mortgage Loan (Omitted. See Explanatory Notes.)

34.50      Computershare Trust Company, National Association, as Custodian of the Hilton Garden Inn Atlanta Downtown Mortgage Loan (see Exhibit 34.4)

34.51      BellOak, LLC, as Operating Advisor of the Hilton Garden Inn Atlanta Downtown Mortgage Loan (see Exhibit 34.26)

34.52      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Overlook at Ballantyne Mortgage Loan (see Exhibit 34.1)

34.53      K-Star Asset Management LLC, as Special Servicer of the Overlook at Ballantyne Mortgage Loan (Omitted. See Explanatory Notes.)

34.54      Computershare Trust Company, National Association, as Trustee of the Overlook at Ballantyne Mortgage Loan (Omitted. See Explanatory Notes.)

34.55      Computershare Trust Company, National Association, as Custodian of the Overlook at Ballantyne Mortgage Loan (see Exhibit 34.4)

34.56      Park Bridge Lender Services LLC, as Operating Advisor of the Overlook at Ballantyne Mortgage Loan (see Exhibit 34.5)

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

35.7        LNR Partners, LLC, as Special Servicer of the Sugar Land Town Square Mortgage Loan (see Exhibit 35.2)

35.8        Wells Fargo Bank, National Association, as Primary Servicer of the 11 West 42nd Street Mortgage Loan prior to March 1, 2025 (Omitted. See Explanatory Notes.)

35.9       Trimont LLC, as Primary Servicer of the 11 West 42nd Street Mortgage Loan on and after March 1, 2025 (Omitted. See Explanatory Notes.)

35.10      Greystone Servicing Company LLC, as Special Servicer of the 11 West 42nd Street Mortgage Loan

35.11      KeyBank National Association, as Primary Servicer of the Piazza Alta Mortgage Loan

35.12      Greystone Servicing Company LLC, as Special Servicer of the Piazza Alta Mortgage Loan (see Exhibit 35.10)

35.13      KeyBank National Association, as Primary Servicer of the Westfarms Mortgage Loan (see Exhibit 35.11)

35.14      Greystone Servicing Company LLC, as Special Servicer of the Westfarms Mortgage Loan (see Exhibit 35.10)

35.15      KeyBank National Association, as Primary Servicer of the Arcola Corporate Campus Mortgage Loan (see Exhibit 35.11)

35.16      Greystone Servicing Company LLC, as Special Servicer of the Arcola Corporate Campus Mortgage Loan (see Exhibit 35.10)

35.17      KeyBank National Association, as Primary Servicer of the River Centre Mortgage Loan (see Exhibit 35.11)

35.18      Greystone Servicing Company LLC, as Special Servicer of the River Centre Mortgage Loan (see Exhibit 35.10)

35.19      KeyBank National Association, as Primary Servicer of the 369 Lexington Avenue & 2 West 46th Street Mortgage Loan (see Exhibit 35.11)

35.20      Greystone Servicing Company LLC, as Special Servicer of the 369 Lexington Avenue & 2 West 46th Street Mortgage Loan (see Exhibit 35.10)

35.21      KeyBank National Association, as Primary Servicer of the Hilton Garden Inn Atlanta Downtown Mortgage Loan (see Exhibit 35.11)

35.22      Greystone Servicing Company LLC, as Special Servicer of the Hilton Garden Inn Atlanta Downtown Mortgage Loan (see Exhibit 35.10)

35.23      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Overlook at Ballantyne Mortgage Loan (see Exhibit 35.1)

35.24      K-Star Asset Management LLC, as Special Servicer of the Overlook at Ballantyne Mortgage Loan (Omitted. See Explanatory Notes.)

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

Date: March 16, 2026